Form 10-K
period 1996-12-31
BANC ONE HOME EQUITY LOAN TRUST 1996-A
filed 1997-07-02
CIK 1017557

SECURITIES AND EXCHANGE COMMISSION
                                  450 Fifth Street, NW
                                 Washington, D.C.  20549

                                        FORM 10-K

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES
     EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1996

     or

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934
     For the transition period from  to

                             Commission File No. 333-0391101

                         BANC ONE HOME EQUITY LOAN TRUST 1996-A
                 (Exact name of Registrant as specified in its Charter)

                   New York                             36-7151628
(State or other jurisdiction of incorporation  (I.R.S. Employer Identification
       or Organization of Registrant)                 Number of Registrant)

                         c/o The First National Bank of Chicago
                                Corporate Trust Services
                                One First National Plaza
                                  Chicago, IL 60670
(Address of principal executive offices of Registrant)             (Zip Code)

Registrant's telephone number, including area code        (312) 407-1902

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed bySection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes    X             No

Indicate by check mark if disclosure of delinquent files pursuant to item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K [  ]   Not applicable.

State the aggregate market value of the voting stock held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. Not applicable.

                          Documents incorporated by reference.

                                          None





























                                    INTRODUCTORY NOTE



     Each Revolving Home Equity Loan Asset-Backed Certificate, Series 1996-A (collectively,the Certificates) will represent an undivided interest in the Banc One Home Equity Loan Trust 1996-A (the Trust) to be formed pursuant to a Pooling and Servicing Agreement among Bank One, Columbus, N.A. (Bank One), as Seller and Servicer, Lehman ABS Corporation, asDepositor, and The First National Bank of Chicago, as Trustee. The property of the Trust will include a pool of adjustable rate home equity revolving credit line loans (sometimes referred to herein as home equity loans) made or to be made in the future (the Mortgage Loans) under certain home equity revolving credit line loan agreements. The Mortgage Loans are secured by first, second and third deeds of trust or mortgages on one- to four-family residential properties.

     The aggregate undivided interest in the Trust represented by the Certificates will, as of June 7, 1996 (the Cut-Off Date), represent approximately 98% of the outstanding principal balances of the Mortgage Loans. The remaining undivided interest in the Trust not represented by the Certificates (the Transferor Interest) will initially be equal to $4,738,194, which as of the Cut-Off Date is approximately 2% of the outstanding principal balances of the Mortgage Loans. The Transferor Interest will be initially retained by Bank One. Only the Certificates are offered hereby.

     The Trust will file an Application for Exemptive Order with the Securities and Exchange Commission (the Commission), pursuant to Section 12(h) of the Securities Exchange Act for an exemption from certain reporting requirements under Section 13 of the Exchange Act.

                                         Part I

Item 1.     Business.

            Not Applicable.

Item 2.     Properties.

            Not Applicable.

Item 3.     Legal Proceedings.

 The Trustee is not aware of any material pending legal proceedings involving either the Registrant, the Trustee, the Sellers or the Master Servicer with respect to the Certificates or the Registrant's property.

Item 4.     Submission of Matters to a Vote of Security Holders.

No vote or consent of the holders of the Certificates (the Certificateholders) was solicited for any purpose during the year ended December 31, 1996.

                                         Part II

Item 5.     Market for Registrant's Common Equity and Related Stockholder
Matters.

 To the best knowledge of the Trustee, there is no established public trading market for the Certificates. As of December 31, 1996, Cede & Co., the nominee of The Depository Trust Company, was the only holder of record of the Certificates. DTC holds the Certificates for the accounts of others.

Item 6.     Selected Financial Data.

            Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

            Not Applicable.

Item 8.     Financial Statements and Supplementary Data.

            Not Applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

            None.                                                 4


                                        Part III


Item 10.    Directors and Executive Officers of the Registrant.

            Not Applicable.

Item 11.    Executive Compensation.

            Not Applicable.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

 The Trustee is not aware of any Schedule 13D or 13G filed with the Securities and Exchange Commission in respect to the Certificates.

Item 13.    Certain Relationships and Related Transactions.

            Not Applicable.

                                         Part IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

            (a)    The following documents are filed as part of the report

                   (1)    Financial Statements

                          Not Applicable.

                   (2)    Financial Statement Schedules

                          Not Applicable.

            (b) Current Reports on Form 8-K containing the Monthly Servicing Reports for July 15, 1996 through December 16, 1996 were filed by the Registrant during the year ended December 31, 1996.

            (c)    Exhibits.

                   28.1 Monthly Statements to Certificateholders for the period ended
                          December 31, 1996.







                   28.2 The Annual Statement as to Compliance and the Independent Public Accountant's Report with respect to 1996 servicing activities pursuant to Sections
                          3.09 and 3.10 of the Pooling and
                          Servicing Agreement.

                                        SIGNATURE




   Pursuant to the requirements of the Securities Exchange Act of 1934, The First National Bank of Chicago has duly caused this report to be signed for the registrant Trust Fund by a duly authorized signatory of the Trustee.



                                      BANC ONE HOME EQUITY LOAN TRUST 1996-1


                                      BY:  The First National Bank of Chicago

                       Not in its individual capacity but solely as Trustee
                                        on behalf of the Trust



                                        By:
                                               Barbara G. Grosse
                                               Assistant Vice President



Date: June 5, 1997





















                                      EXHIBIT INDEX




            (28.1) Monthly Statements to Certificateholders for the
                   period ended December 31, 1996.

            (28.2) The Annual Statement as to Compliance and the
                   Independent Public Accountant's Report with respect to 1996 servicing activitie pursuant to Section 3.09 and 3.10 of the Pooling and Servicing Agreement.































Report of Independent Accountants



To Bank One, N.A.:


We have examined management's assertion about Bank One, N.A.'s (formerly, Bank One,Columbus, N.A.) compliance with the minimum servicing standards identified in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP), for the Revolving Home Equity Loan Asset-Backed Certificates Series 1996-A, during the period from June 27, 1996 through December 31, 1996 included in the accompanying management assertion. Management is responsible for Bank One, N.A.'s compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the entity's compliance based on our examination.

Our examination was made in accordance with standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about Bank One, N.A.'s compliance with the minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on Bank One, N. A. 's compliance with the minimum servicing standards.

In our opinion, management's assertion that Bank One, N.A., complied with the aforementioned minimum servicing standards for the period from June 27, 1996 through December 31, 1996 is fairly stated, in all material respects.





Columbus, Ohio
May 30, 1997

                               Assertion by Bank One, N.A.


During the period from June 27, 1996 through December 31, 1996, Bank One, N.A., (formerly, Bank One, Columbus, N.A.) has complied in all material respects with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers for the Revolving Home Equity Loan Asset-Backed Certificates Series 1996-A. For this same period, Bank One, N.A. was covered by BANC ONE CORPORATION's fidelity bond in the amount of $100,000,000 and is self insured for errors and omissions.


                   ________________________           ___________________
                   John Jaeger                        May 30, 1997
                   Assistant Vice President


                   ________________________           ___________________
                   Christine B. Caldwell              May 30, 1997
                   Vice President

                                     BANK ONE, N.A.

                      Annual Officer's Certificate of the Servicer
                           Pursuant To Section 3.09(a) Of The
                             Pooling and Servicing Agreement


      The undersigned, a duly authorized representative of Bank One, N.A. (formerly, Bank One, Columbus, N.A.) , as servicer (the "Servicer"), pursuant to Section 3.09 of the Pooling and Servicing Agreement dated as of June 7, 1996 (the "Agreement") between Lehman ABS Corporation, as depositor (the "Depositor"), the Servicer and The First National Bank of
Chicago, as trustee (the "Trustee"), does hereby certify as follows:

      (1) All terms used herein that are defined in the Agreement shall have the meanings provided in the Agreement, unless otherwise defined herein.

      (2) The undersigned is an officer of the Servicer who is duly authorized pursuant to the Agreement to execute and deliver this Certificate.

      (3) A review of the activities of the Servicer during the period from June 7, 1996 to December 31, 1996 (the "Servicing Period") and of its performance under the Agreement has been made under my supervision.

      (4) Based on such review, the Servicer has, to the best of my knowledge, fulfilled all of its material obligations under the Agreement throughout the Servicing Period except as set forth in paragraph (5) below.

      (5) The following is a brief description of each default in the fulfillment of the Servicer's obligations under the Agreement known to me to have been made by the Servicer during the Servicing Period, which sets forth in detail (i) the nature of each such default and (ii) the current status of each such default: "None".

      IN WITNESS WHEREOF, the Servicer has caused this Certificate to be executed by a duly authorized officer as of December 31, 1996.

                                                     Bank One, N.A. as Servicer
                                   By:______________________________
                                        Name: John Jaeger
                                        Title: Assistant Vice President

                                         By: ________________________
                                                Name:   Christine B. Caldwell
                                                    Title:  Vice President



Lehman ABS Corporation                           Date of Report:  7/1/97
Banc One Home Equity Loan Trust 1996-A              Time of Report:  5:29 PM
P & S Agreement Date:                                   "June 7, 1996"
Original Settlement Date:                               "June 27, 1996"
Series Number of Certificates:
Original Collateral Sale Balance                        "$236,909,705.69 "


                Statement to Certificateholders (Page 1 of 2)

           Distribution Date:                                      7/15/96

                                        INVESTOR CERTIFICATES
DISTRIBUTION SUMMARY (PER $1000 ORIGINAL PRINCIPAL AMOUNT)



                A.                               INTEREST & PRINCIPAL
DISTRIBUTIONS TO INVESTORS

                 Investor Certificate Interest Distributed
2.840235
                Investor Certificate Interest ShortfallDistributed
                                                 0.000000
                 Remaining Unpaid Investor Certificate Interest Shortfall
                                          0.000000

                 Managed Amortization Period ? (Yes=1;No=0)
                                                        1
                 Investors Certificate Principal Distributed
                              16.021174
                         Principal Distribution Amount    12.4289
                          Maximum Principal Payment       23.268097
                          Alternative Principal Payment   12.428949
                     Principal Collections less Additional Balances
                                                                12.428949
                  Investor Loss Amount Distributed to Investors
                                                           0.000000
                      Accelerated Principal Distribution Amount
                                                          3.592225
                      Credit Enhancement Draw Amount         0.00

                                Total Amount Distributed to
Certificateholders (P & I)                                    18.861409

                B.                     INVESTOR CERTIFICATE PRINCIPAL
BALANCE

                               Beginning Investor Certificate Balance
"232,171,000.00"
                                  Ending Investor Certificate Balance
"228,451,348.00 "
                       Beginning Invested Amount      "232,171,511.58"
                          Ending Invested Amount     "229,285,870.03"
               Investor Certificateholder Floating Allocation Percentage
                                                          98.0000%
                            Pool Factor  0.9839788
                             Liquidation Loss Amount for Liquidated Loans
                                                                  0.00
                     Unreimbursed Liquidation Loss Amount        0.00

                C.                        POOL INFORMATION

                              Beginning Pool Balance    "236,909,705.69 "
                                 Ending Pool Balance    "234,024,064.14 "
                                       Servicing Fee  "128,326.09 "

                D.               INVESTOR CERTIFICATE RATE

                               Investor Certificate Rate  5.680470%
                                       LIBOR Rate    5.480470%
                                      Maximum Rate     8.896438%

                E.                 DELINQUENCY & REO STATUS

                                         Delinquent 30-59 days
                                         No. of Accounts   126
                                 Trust Balances  "5,285,213.28 "
                                        Delinquent 60-89 days
                                         No. of Accounts   31
                                 Trust Balances  "1,408,945.33 "
                                     Delinquent 90+ days
                                          No. of Accounts   4
                                         Trust Balances  "136,844.93 "
                                            Delinquent 9+ Months
                                            No. of Accounts   0
                                              Trust Balances  0
                                                         REO
                                              No. of Accounts   0
                                              Trust Balances  0.00


                Statement to Certificateholders (Page 2 of 2)

                Distribution Date:                               7/15/96

         "IN WITNESS WHEREOF, the undersigned
has caused this Certificate to be duly executed"
                      "this 13th day of July, 1996"


                                        "       Bank One, NA"
                                               as Servicer


_______________________________________

                                                        John Jaeger
                                             Assistant Vice President


















                                               Distribution List:

 Barbara Grosse - First National Bank of Chicago
  Aadit Seshasayee - Lehman Brothers







Lehman ABS Corporation                           Date of Report:  7/1/97
Banc One Home Equity Loan Trust 1996-A              Time of Report:  5:40 PM
P & S Agreement Date:                                   "June 7, 1996"
Original Settlement Date:                               "June 27, 1996"
Series Number of Certificates:
Original Collateral Sale Balance                        "$236,909,705.69 "


                Statement to Certificateholders (Page 1 of 2)

        Distribution Date:                                      8/15/96

                                     INVESTOR CERTIFICATES
DISTRIBUTION SUMMARY (PER $1000 ORIGINAL PRINCIPAL AMOUNT)



                A.                    INTEREST & PRINCIPAL
DISTRIBUTIONS TO INVESTORS

                             Investor Certificate Interest Distributed
4.826392
                               Investor Certificate Interest Shortfall
Distributed                                             0.000000
                               Remaining Unpaid Investor Certificate
Interest Shortfall                                            0.000000

                               Managed Amortization Period ? (Yes=1;
No=0)                                                                   1
                          Investors Certificate Principal Distributed
15.115712
                             Principal Distribution Amount    13.608089
                             Maximum Principal Payment       29.972704
                               Alternative Principal Payment   13.608089
                             Principal Collections less Additional
Balances                                           13.608089
                            Investor Loss Amount Distributed to
Investors                                          0.000000
                               Accelerated Principal Distribution
Amount                                              1.507624
                           Credit Enhancement Draw Amount         0.00

                                          Total Amount Distributed to
Certificateholders (P & I)                                  19.942104

   B.INVESTOR CERTIFICATE PRINCIPAL BALANCE

  Beginning Investor Certificate Balance
"228,451,348.00 "
  Ending Investor Certificate Balance
"224,941,917.96 "
 Beginning Invested Amount      "229,285,870.03"
 Ending Invested Amount     "226,126,466.49"
 Investor Certificateholder Floating Allocation Percentage
                                                             97.9753%
        Pool Factor  0.9688631
          Liquidation Loss Amount for Liquidated Loans             0.00
             Unreimbursed Liquidation Loss Amount        0.00

                C.      POOL INFORMATION

                  Beginning Pool Balance    "234,024,064.14 "
                      Ending Pool Balance    "230,864,660.60 "
                                    Servicing Fee  "126,763.03 "

                D.         INVESTOR CERTIFICATE RATE

                                 Investor Certificate Rate  5.696100%
                                      LIBOR Rate    5.496100%
                                      Maximum Rate     8.479529%

                E.              DELINQUENCY & REO STATUS

                                    Delinquent 30-59 days
                                    No. of Accounts   90
                               Trust Balances  "4,079,096.72 "
                                  Delinquent 60-89 days
                                   No. of Accounts   30
                                Trust Balances  "1,280,457.43 "
                                    Delinquent 90+ days
                                       No. of Accounts   6
                                   Trust Balances  "381,610.66 "
                                  Delinquent 9+ Months
                                       No. of Accounts   0
                                       Trust Balances  0
                                              REO
                                       No. of Accounts   0
                                     Trust Balances  0.00


                Statement to Certificateholders (Page 2 of 2)

        Distribution Date:                                      8/15/96

                     "IN WITNESS WHEREOF, the undersigned
has caused this Certificate to be duly executed"
             "this 9th day of August, 1996"


                                              "       Bank One, NA"
                                                 as Servicer


_______________________________________

                                                          John Jaeger
                                                     Assistant Vice President


















  Distribution List:

Barbara Grosse - First National Bank of Chicago

 Aadit Seshasayee - Lehman Brothers






Lehman ABS Corporation                             Date of Report:  7/1/97
Banc One Home Equity Loan Trust 1996-A              Time of Report:  5:38 PM
P & S Agreement Date:                                   "June 7, 1996"
Original Settlement Date:                               "June 27, 1996"
Series Number of Certificates:
Original Collateral Sale Balance                        "$236,909,705.69 "


                Statement to Certificateholders (Page 1 of 2)

       Distribution Date:                                      9/16/96

                                                     INVESTOR CERTIFICATES
DISTRIBUTION SUMMARY (PER $1000 ORIGINAL PRINCIPAL AMOUNT)



                A.INTEREST & PRINCIPAL
DISTRIBUTIONS TO INVESTORS

              Investor Certificate Interest Distributed
4.841629
              Investor Certificate Interest Shortfall Distributed
                                                          0.000000
                   Remaining Unpaid Investor Certificate Interest Shortfall
                                                     0.000000

                 Managed Amortization Period ? (Yes=1;No=0)
                                                            1
                       Investors Certificate Principal Distributed
13.798473
                      Principal Distribution Amount    13.798473
                        Maximum Principal Payment       29.395146
                       Alternative Principal Payment   13.798473
                       Principal Collections less Additional Balances
                                                               13.798473
                          Investor Loss Amount Distributed to Investors
                                                              0.000000


 Accelerated Principal Distribution Amount
                                                0.000000
                   Credit Enhancement Draw Amount         0.00

             Total Amount Distributed to Certificateholders (P & I)
                                          18.640102

                B.     INVESTOR CERTIFICATE PRINCIPAL BALANCE


                  Beginning Investor Certificate Balance
"224,941,917.96 "
                   Ending Investor Certificate Balance
"221,738,312.59 "
                   Beginning Invested Amount      "226,126,466.49"
                    Ending Invested Amount     "222,922,861.12"
             Investor Certificateholder Floating Allocation Percentage
                                                            97.9476%
                              Pool Factor  0.9550646
                     Liquidation Loss Amount for Liquidated Loans
                                                                  0.00
                     Unreimbursed Liquidation Loss Amount        0.00

                C.         POOL INFORMATION

                      Beginning Pool Balance    "230,864,660.60 "
                           Ending Pool Balance    "227,661,055.23 "
                                   Servicing Fee  "125,051.69 "

                D.                INVESTOR CERTIFICATE RATE

                                 Investor Certificate Rate  5.621880%
                                          LIBOR Rate    5.421880%
                                         Maximum Rate     8.194290%

                E.                    DELINQUENCY & REO STATUS

                                           Delinquent 30-59 days
                                            No. of Accounts   102
                                     Trust Balances  "4,712,900.32 "
                                          Delinquent 60-89 days
                                           No. of Accounts   20
                                        Trust Balances  "907,847.87 "
                                             Delinquent 90+ days
                                              No. of Accounts   11
                                         Trust Balances  "500,727.81 "
                                          Delinquent 9+ Months
                                               No. of Accounts   0
                                                 Trust Balances  0
                                                              REO
                                                  No. of Accounts   0
                                                Trust Balances  0.00


                Statement to Certificateholders (Page 2 of 2)

                Distribution Date:                             9/16/96

                                       "IN WITNESS WHEREOF, the undersigned
has caused this Certificate to be duly executed"
                                  "this 10th day of September, 1996"


                                             "       Bank One, NA"
                                                         as Servicer


_______________________________________

                                                      John Jaeger
                                                 Assistant Vice President


















  Distribution List:

  Barbara Grosse - First National Bank of Chicago

    Aadit Seshasayee - Lehman Brothers







Lehman ABS Corporation                        Date of Report:  7/1/97
 Banc One Home Equity Loan Trust 1996-A            Time of Report:  5:42 PM
P & S Agreement Date:                                   "June 7, 1996"
Original Settlement Date:                               "June 27, 1996"
 Series Number of Certificates:
Original Collateral Sale Balance                        "$236,909,705.69 "


                Statement to Certificateholders (Page 1 of 2)

                Distribution Date:                                10/15/96

                                           INVESTOR CERTIFICATES
DISTRIBUTION SUMMARY (PER $1000 ORIGINAL PRINCIPAL AMOUNT)



                A.            INTEREST & PRINCIPAL
DISTRIBUTIONS TO INVESTORS

                       Investor Certificate Interest Distributed
4.388347
                             Investor Certificate Interest Shortfall
Distributed                                               0.000000
                                 Remaining Unpaid Investor Certificate
Interest Shortfall                                                 0.000000

                                Managed Amortization Period ? (Yes=1;
No=0)                                                                   1
                            Investors Certificate Principal Distributed
14.112170
                               Principal Distribution Amount    14.112170
                               Maximum Principal Payment       28.816771
                             Alternative Principal Payment   14.112170
                                   Principal Collections less Additional
Balances                                                   14.112170
                                        Investor Loss Amount Distributed to
Investors                                                     0.000000
                                     Accelerated Principal Distribution
Amount                                                     0.000000
                             Credit Enhancement Draw Amount         0.00

                                            Total Amount Distributed to
Certificateholders (P & I)                                   18.500517

                B.                        INVESTOR CERTIFICATE PRINCIPAL
BALANCE

                              Beginning Investor Certificate Balance
"221,738,312.59 "
                                    Ending Investor Certificate Balance
"218,461,875.96 "
                              Beginning Invested Amount      "222,922,861.12"
                                 Ending Invested Amount     "219,646,424.49"
              Investor Certificateholder Floating Allocation Percentage
                                                            97.9188%
                               Pool Factor  0.9409525
                     Liquidation Loss Amount for Liquidated Loans
                                     0.00
                      Unreimbursed Liquidation Loss Amount        0.00

                C.                          POOL INFORMATION

                                 Beginning Pool Balance    "227,661,055.23 "
                                   Ending Pool Balance    "224,384,618.60 "
                                       Servicing Fee  "123,316.40 "

                D.                   INVESTOR CERTIFICATE RATE

                                  Investor Certificate Rate  5.703910%
                                          LIBOR Rate    5.503910%
                                        Maximum Rate     8.226049%

                E.                    DELINQUENCY & REO STATUS

                                          Delinquent 30-59 days
                                           No. of Accounts   137
                                      Trust Balances  "5,684,085.16 "
                                          Delinquent 60-89 days
                                          No. of Accounts   15
                                      Trust Balances  "665,427.67 "
                                             Delinquent 90+ days
                                             No. of Accounts   10
                                            Trust Balances  "322,193.59 "
                                               Delinquent 9+ Months
                                               No. of Accounts   0
                                                  Trust Balances  0
                                                              REO
                                                No. of Accounts   0
                                                  Trust Balances  0.00


                Statement to Certificateholders (Page 2 of 2)

                Distribution Date:                             10/15/96

                           "IN WITNESS WHEREOF, the undersigned
has caused this Certificate to be duly executed"
                                            "this 8th day of October, 1996"


                                                  "       Bank One, NA"
                                                              as Servicer


_______________________________________

                                                           John Jaeger
                                                     Assistant Vice President


















                                            Distribution List:

    Barbara Grosse - First National Bank of Chicago
   Aadit Seshasayee - Lehman Brothers







Lehman ABS Corporation                        Date of Report:  7/1/97
Banc One Home Equity Loan Trust 1996-A           Time of Report:  5:44 PM
P & S Agreement Date:                                   "June 7, 1996"
Original Settlement Date:                               "June 27, 1996"
Series Number of Certificates:
Original Collateral Sale Balance                        "$236,909,705.69 "


                Statement to Certificateholders (Page 1 of 2)

                Distribution Date:                               11/15/96

                                 INVESTOR CERTIFICATES
DISTRIBUTION SUMMARY (PER $1000 ORIGINAL PRINCIPAL AMOUNT)


                A.            INTEREST & PRINCIPAL
DISTRIBUTIONS TO INVESTORS

                                    Investor Certificate Interest Distributed
4.523553
                             Investor Certificate Interest Shortfall
Distributed                                                0.000000
                              Remaining Unpaid Investor Certificate
Interest Shortfall                                           0.000000

                                   Managed Amortization Period ? (Yes=1;
No=0)                                                                   1
                         Investors Certificate Principal Distributed
12.924085
                         Principal Distribution Amount    12.924085
                           Maximum Principal Payment       25.981364
                           Alternative Principal Payment   12.924085
                    Principal Collections less Additional Balances
                                                  12.924085
                       Investor Loss Amount Distributed to Investors
                                                              0.000000
                     Accelerated Principal Distribution Amount
                                                                  0.000000
                          Credit Enhancement Draw Amount         0.00

                                   Total Amount Distributed to
Certificateholders (P & I)                                 17.447639

                B.                        INVESTOR CERTIFICATE PRINCIPAL
BALANCE

                               Beginning Investor Certificate Balance
"218,461,875.96 "
                                   Ending Investor Certificate Balance
"215,461,278.17 "
                               Beginning Invested Amount      "219,646,424.49"
                              Ending Invested Amount     "216,645,826.70"
                   Investor Certificateholder Floating Allocation Percentage
                                                              97.8884%
                               Pool Factor  0.9280284
                         Liquidation Loss Amount for Liquidated Loans
                                                                 0.00
                       Unreimbursed Liquidation Loss Amount        0.00

                C.                 POOL INFORMATION

                            Beginning Pool Balance    "224,384,618.60 "
                                Ending Pool Balance    "221,384,020.81 "
                                 Servicing Fee  "121,541.67 "

                D.           INVESTOR CERTIFICATE RATE

                             Investor Certificate Rate  5.582810%
                                          LIBOR Rate    5.382810%
                                       Maximum Rate     8.179200%

                E.            DELINQUENCY & REO STATUS

                                Delinquent 30-59 days
                                       No. of Accounts   110
                                      Trust Balances  "4,493,812.87 "
                                       Delinquent 60-89 days
                                      No. of Accounts   25
                                  Trust Balances  "959,190.07 "
                                    Delinquent 90+ days
                                       No. of Accounts   15
                                        Trust Balances  "508,815.14 "
                                         Delinquent 9+ Months
                                           No. of Accounts   0
                                           Trust Balances  0
                                                              REO
                                            No. of Accounts   0
                                           Trust Balances  0.00


                Statement to Certificateholders (Page 2 of 2)

                Distribution Date:                           11/15/96

                                "IN WITNESS WHEREOF, the undersigned
has caused this Certificate to be duly executed"
                               "this 8th day of November, 1996"


                                              "       Bank One, NA"
                                                    as Servicer


_______________________________________

                                                          John Jaeger
                                               Assistant Vice President


















                                                    Distribution List:

         Barbara Grosse - First National Bank of Chicago
             Aadit Seshasayee - Lehman Brothers








Lehman ABS Corporation                             Date of Report:  7/1/97
Banc One Home Equity Loan Trust 1996-A          Time of Report:  5:47 PM
P & S Agreement Date:                                   "June 7, 1996"
Original Settlement Date:                               "June 27, 1996"
Series Number of Certificates:
 Original Collateral Sale Balance                        "$236,909,705.69 "


                Statement to Certificateholders (Page 1 of 2)

                Distribution Date:                           12/16/96

                                            INVESTOR CERTIFICATES
DISTRIBUTION SUMMARY (PER $1000 ORIGINAL PRINCIPAL AMOUNT)

                A.         INTEREST & PRINCIPAL
DISTRIBUTIONS TO INVESTORS

                           Investor Certificate Interest Distributed
4.455181
                           Investor Certificate Interest Shortfall
Distributed                                     0.000000
                                 Remaining Unpaid Investor Certificate
Interest Shortfall                                     0.000000

                                Managed Amortization Period ? (Yes=1;No=0)
                                                                  1
                           Investors Certificate Principal Distributed
14.099177
                            Principal Distribution Amount    14.099177
                           Maximum Principal Payment       26.926959
                            Alternative Principal Payment   14.099177
                       Principal Collections less Additional Balances
                                                              14.099177
                          Investor Loss Amount Distributed to Investors
                                                               0.000000
                                  Accelerated Principal Distribution Amount
                                                                  0.000000
                          Credit Enhancement Draw Amount         0.00

                                     Total Amount Distributed to
Certificateholders (P & I)                                   18.554358

                B.                  INVESTOR CERTIFICATE PRINCIPAL
BALANCE

                                 Beginning Investor Certificate Balance
"215,461,278.17 "
                                    Ending Investor Certificate Balance
"212,187,858.07 "
                             Beginning Invested Amount      "216,645,826.70"
                                 Ending Invested Amount     "213,372,406.60"
              Investor Certificateholder Floating Allocation Percentage
                                                              97.8597%
                                           Pool Factor  0.9139292
                             Liquidation Loss Amount for Liquidated Loans
                                                                  0.00
                    Unreimbursed Liquidation Loss Amount        0.00

                C.                        POOL INFORMATION

                               Beginning Pool Balance    "221,384,020.81 "
                                   Ending Pool Balance    "218,110,600.71 "
                                         Servicing Fee  "119,916.34 "

                D.                    INVESTOR CERTIFICATE RATE

                                    Investor Certificate Rate  5.575000%
                                              LIBOR Rate    5.375000%
                                          Maximum Rate     8.221512%

                E.                DELINQUENCY & REO STATUS

                                           Delinquent 30-59 days
                                           No. of Accounts   119
                                     Trust Balances  "5,093,371.20 "
                                         Delinquent 60-89 days
                                          No. of Accounts   26
                                    Trust Balances  "1,154,569.87 "
                                           Delinquent 90+ days
                                            No. of Accounts   19
                                         Trust Balances  "654,565.31 "
                                             Delinquent 9+ Months
                                                    No. of Accounts   0
                                                     Trust Balances  0
                                                              REO
                                                    No. of Accounts   0
                                                   Trust Balances  0.00


                Statement to Certificateholders (Page 2 of 2)

                Distribution Date:                              12/16/96

                             "IN WITNESS WHEREOF, the undersigned
has caused this Certificate to be duly executed"
                                 "this 10th day of December, 1996"


                                                  "       Bank One, NA"
                                                         as Servicer


_______________________________________

                                                        John Jaeger
                                                    Assistant Vice President


















                                                 Distribution List:

Barbara Grosse - First National Bank of Chicago

 Aadit Seshasayee - Lehman Brothers